Form 10-K
period 2025-12-31
Benchmark 2025-V13 Mortgage Trust
filed 2026-03-30
CIK 2049534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

333-262701-08

(Commission File Number of issuing entity)

0002049534

(Central Index Key Number of issuing entity)

Benchmark 2025-V13 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-262701

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

Barclays Capital Real Estate Inc.

(Central Index Key Number: 0001549574)

German American Capital Corporation

(Central Index Key Number: 0001541294)

Bank of Montreal

(Central Index Key Number: 0000927971)

(Exact name of sponsors as specified in their respective charters)

35-7440085
New York	35-7440086 35-7440087
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

Richard Simpson (212) 816-5343

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

EXPLANATORY NOTES

1 The Pinnacle Hills Promenade mortgage loan, which represented approximately 6.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Renaissance New York Midtown Hotel mortgage loan, which represented approximately 5.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the Benchmark 2025-V13 PSA prior to March 31, 2025, and (ii) are serviced pursuant to the BMO 2025-5C9 PSA on and after March 31, 2025.

2 The Queens Center mortgage loan, which represented approximately 6.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Tops & Kroger Portfolio mortgage loan, which represented approximately 1.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-5C31 PSA.

3 The Woodland Mall mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Colony Square mortgage loan, which represented approximately 2.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Woodland Mall mortgage loan and the Colony Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-5C8 PSA.

4 The CBM Portfolio mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The CBM Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the COMM 2024-CBM TSA.

5 The Spiral mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Spiral mortgage loan and each of the related companion loan(s) are serviced pursuant to the Hudson Yards 2025-SPRL TSA.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) KeyBank National Association, as master servicer and as special servicer under the COMM 2024-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced and (ii) Deutsche Bank National Trust Company, as custodian and as back-up advancing agent under the COMM 2024-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced, are not included in this report on Form 10-K because each of KeyBank National Association and Deutsche Bank National Trust Company performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association, as certificate administrator under the BBCMS 2024-5C31 PSA, the BMO 2024-5C8 PSA, the Hudson Yards 2025-SPRL TSA and the BMO 2025-5C9 PSA and Deutsche Bank National Trust Company, as certificate administrator under the COMM 2024-CBM TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB, as trustee under the Benchmark 2025-V13 PSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB as trustee under the Benchmark 2025-V13 PSA. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB, as trustee under the COMM 2024-CBM TSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB, as trustee under the COMM 2024-CBM TSA.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced, (ii) Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced, (iii) Greystone Servicing Company LLC, as special servicer under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced, (iv) KeyBank National Association, as master servicer and as special servicer under the COMM 2024-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced, (v) Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced, and (v) Trimont LLC, as servicer on and after March 1, 2025 under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced, because each of Wells Fargo Bank, National Association, Trimont LLC, KeyBank National Association and Greystone Servicing Company LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association, as certificate administrator under the BBCMS 2024-5C31 PSA, the BMO 2024-5C8 PSA, the Hudson Yards 2025-SPRL TSA and the BMO 2025-5C9 PSA and Deutsche Bank National Trust Company, as certificate administrator under the COMM 2024-CBM TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for Benchmark 2025-V13 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 11, 2025, pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1

Pooling and Servicing Agreement, dated as of February 1, 2025 (the “Benchmark 2025-V13 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated February 19, 2025, and filed by the registrant on February 21, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Pooling and Servicing Agreement, dated as of December 1, 2024 (the “BBCMS 2024-5C31 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein).  (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of December 1, 2024 (the “BMO 2024-5C8 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein).  (see Explanatory Note #3)

4.4

Trust and Servicing Agreement, dated as of December 10, 2024 (the “COMM 2024-CBM TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and as special servicer, Park Bridge Lender Services LLC, as operating advisor, Deutsche Bank National Trust Company, as certificate administrator, as back-up advancing agent, as paying agent, and as custodian, and Wilmington Savings Fund Society, FSB as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Trust and Servicing Agreement, dated as of January 24, 2025 (the “Hudson Yards 2025-SPRL TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, Midland Loan Services, a division of PNC Bank, National Association, as special servicer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein). (see Explanatory Note #5)

4.6

Pooling and Servicing Agreement, dated as of March 1, 2025 (the “BMO 2025-5C9 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated March 31, 2025, and filed by the registrant on April 4, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein). (see Explanatory Note #1)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and, in such capacity, as the back-up advancing agent

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced (see Exhibit 33.1)

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced (see Exhibit 33.2)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced

33.11a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

33.11b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as special servicer under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced (see Exhibit 33.8)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced (see Exhibit 33.9)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced (see Exhibit 33.10)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2024-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 33.3)

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 33.11a)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 33.11b)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as special servicer under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 33.1)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 33.9)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 33.10)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 33.16)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025 (see Exhibit 33.1)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025 (see Exhibit 33.9)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025 (see Exhibit 33.10)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and, in such capacity, as back-up advancing agent

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced (see Exhibit 34.1)

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced (see Exhibit 34.2)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced

34.11a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

34.11b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as special servicer under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced (see Exhibit 34.8)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced (see Exhibit 34.9)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced (see Exhibit 34.10)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C8 PSA pursuant to which the Woodland Mall mortgage loan and the Colony Square mortgage loan are serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2024-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 34.3)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 34.11a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 34.11b)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as special servicer under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 34.1)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 34.9)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 34.10)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 34.16)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025 (see Exhibit 34.1)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025 (see Exhibit 34.9)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025 (see Exhibit 34.10)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced (see Exhibit 35.1)

35.5

Servicer compliance statement, LNR Partners, LLC, as special servicer under the BBCMS 2024-5C31 PSA pursuant to which the Queens Center mortgage loan and the Tops & Kroger Portfolio mortgage loan are serviced (see Exhibit 35.2)

35.6

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Hudson Yards 2025-SPRL TSA pursuant to which The Spiral mortgage loan is serviced (see Exhibit 35.1)

35.7

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025 (see Exhibit 35.1)

35.8

Servicer compliance statement, 3650 REIT Loan Servicing LLC, as special servicer under the BMO 2025-5C9 PSA pursuant to which the Pinnacle Hills Promenade mortgage loan and the Renaissance New York Midtown Hotel mortgage loan are serviced on and after March 31, 2025

99.1

Mortgage Loan Purchase Agreement, dated as of February 19, 2025, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of February 19, 2025, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of February 19, 2025, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of February 19, 2025, by and among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Capital Real Estate Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein).

99.5

Mortgage Loan Purchase Agreement, dated as of February 19, 2025, between Bank of Montreal and Citigroup Commercial Mortgage Securities Inc., pursuant to which Bank of Montreal sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated February 7, 2025, and filed by the registrant on February 11, 2025 under Commission File No. 333-262701-08, and is incorporated by reference herein).

(b)
The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
(c)
Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President